Form 10QSB
period 2008-03-31
Vision Acquisition II, Inc
filed 2008-05-20
CIK 1383534

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,400,000 shares of common stock, par value $.0001 per share, outstanding as of May 20, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

VISION ACQUISITION II, INC.

- INDEX -

		Page
PART I- FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Balance Sheet as of March 31, 2008 (Unaudited) and September 30, 2007	F-1

Statement of Operations (Unaudited) for the six and three months ended March 31, 2008, the three months ended March 31, 2007 and for the Period from October 6, 2006 (Date of Inception) through March 31, 2007 and March 31, 2008
		F-2

	Statement of Cash Flows (Unaudited) for the Period from October 6, 2006 (Date of Inception) through March 31, 2008 and March 31, 2007 and for the six months ended March 31, 2008	F-3

	Notes to Financial Statements (Unaudited)	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3A(T).	Controls and Procedures	3

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings		3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		3

Item 3. Defaults Upon Senior Securities		3

Item 4. Submission of Matters to a Vote of Security Holders		3

Item 5. Other Information		3

Item 6. Exhibits		4

Signatures		5

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Vision Acquisition II Inc.
(A Development Stage Company)
Balance Sheet

	(Unaudited) March 31, 2008	September 30, 2007
Assets
Current Assets:
Cash	$7,674	$8,927

Total Assets	7,674	8,927

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable	-	-

Stockholders' Equity:
Common Stock, 100,000,000 shares authorized 5,000,000 shares @.0001 par issued and outstanding	500	500
Preferred Stock, 10,000,000 shares authorized, 0 shares issued and outstanding @ .0001 par value	-
Additional Paid in Capital	45,250	35,250
Deficit Accumulated During Development Stage	(38,076)	(26,823)
Total Stockholders' Equity	7,674	8,927

Total Liabilities and Stockholders' Equity	$7,674	$8,927

See accompanying notes to financial statements.

Vision Acquisition II Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	October 1, 2007 to March 31, 2008	October 6, 2006 to March 31, 2007	January 1, 2008 to March 31, 2008	January 1, 2007 to March 31, 2007	October 6, 2006 to March 31, 2008
Revenues	$-	$-	$-	$-	$-

Expenditures

Professional fees	11,253	12,585	6,068	12,585	38,076

Net loss	$(11,253)	$(12,585)	$(6,068)	$(12,585)	$(38,076)

Loss per share	$(0.002)	$(0.003)	$(0.001)	$(0.003)	$(0.001)

Weighted Average of Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to financial statements.

Vision Acquisition II Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	October 6, 2006 (Date of Inception) through March 31, 2008	October 1, 2007 to March 31, 2008	October 6, 2006 to March 31, 2007
Cash Flows from operating activities:
Net Loss	$(38,076)	$(11,253)	$(12,585)

Cash flows used for operating activities	(38,076)	(11,253)	(12,585)

Cash Flows from Financing Activities
Sale of Common Stock and Contribution of Capital	45,750	10,000	24,500

Net Increase in Cash	7,674	(1,253)	11,915

Cash at the beginning	-	8,927	-

Cash at the end	$7,674	$7,674	$11,915

See accompanying notes to financial statements.

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

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
MARCH 31, 2008

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

Basic and Diluted Income/(Loss) Per Share

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

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

As permitted by SFAS No. 123, for 2005, the Company accounted for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Effective January 1, 2006, we have adopted SFAS No. 123(R)'s fair value method of accounting for share based payments. Accordingly, the adoption of SFAS No. 123(R)'s fair value method may have a significant impact on the Company's results of operations as we are required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123(R) permits public companies to adopt its requirements using either the “modified prospective” method or the “modified retrospective” method. The Company adopted SFAS No. 123(R) using the modified prospective method. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual, rather than interim periods that begin after June 15, 2005. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

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

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4”, (“SFAS No. 151”). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" (“SFAS 152”). SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to the Company's overall results of operations or financial position since the Company does not enter into such transactions.

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
MARCH 31, 2008

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

In March, 2006 FASB issued SFAS 156 “Accounting For Servicing of Financial Assets” this Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

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

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company has issued 5,000,000 shares of its common stock as founder shares, for a total consideration of $24,500. A capital contribution of $20,750 has also been made for no consideration.

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4 – SUBSEQUENT EVENT

On May 2, 2008, the Company completed a private placement memorandum which resulted in the issuance of 400,000 shares of its common stock for $8,000.

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

Results of Operations

For the three and six months ended March 31, 2008, the Company had no activities that produced revenues from operations.

For the three months ended March 31, 2008, the Company had a net loss of $6,068, due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 2007 in February of 2008.

For the six months ended March 31, 2008, the Company had a net loss of $11,253, due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007 in January of 2008 and Quarterly Report on Form 10QSB for the period ended December 31, 2007 in February of 2008.

For the Period from October 6, 2006 (Date of Inception) through March 31, 2008, the Company had a net loss of $38,076, comprised mainly of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in July of 2007 and the filing of the Company’s Quarterly and Annual Reports on Form 10-QSB and Form 10-KSB, respectively.

Liquidity and Capital Resources

As of March 31, 2008, the Company had assets equal to $7,674, comprised exclusively of cash. The Company did not have any current liabilities as of March 31, 2008. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows from operating, investing, and financing activities for the six months ended March 31, 2008 and for the Period from October 6, 2006 (Date of Inception) through March 31, 2008:

	Six Months Ended March 31, 2008	Period From October 6, 2006 (Date of Inception) through March 31, 2008
Net cash used for operating activities	$(11,253)	$(38,076)
Net cash used for investing activities	$0	$0
Net cash from financing activities	$10,000	$45,750
Net effect on cash	$(1,253)	$7,674

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

During the next twelve months we anticipate incurring costs related to:

(i) filing reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and
(ii) consummating an acquisition.

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

Since our Registration Statement on Form 10-SB became effective, our officers and sole director have had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Item 3A(T). Controls and Procedures.

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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended March 31, 2008.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our officers and sole director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 2, 2008, the Company sold 400,000 shares of its common stock, par value $.0001 per share (the “Common Stock”) for aggregate proceeds equal to $8,000 in a private placement offering (the “Offering”) to accredited investors. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder. A more detailed discussion of the Offering may be found in each of the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on March 25, 2008 and May 2, 2008.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 6, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.

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

Dated: May 20, 2008	VISION ACQUISITION II, INC.

	By:	/s/ Antti William Uusiheimala
Antti William Uusiheimala
President and Director

Dated: May 20, 2008	By:	/s/ David Berger
David Berger
Chief Financial Officer