Form 10QSB
period 2008-06-30
Vision Acquisition II, Inc
filed 2008-08-13
CIK 1383534

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,400,000 shares of common stock, par value $.0001 per share, outstanding as of August 12, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

VISION ACQUISITION II, INC.

- INDEX -

		Page
PART I- FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Balance Sheet as of June 30, 2008 (Unaudited) and September 30, 2007	F-1

	Statement of Operations (Unaudited) for the nine and three months ended June 30, 2008, and 2007	F-2
	and for the Period from October 6, 2006 (Date of Inception) through June 30, 2008

	Statement of Cash Flows (Unaudited) for the Period from October 6, 2006 (Date of Inception)	F-3
	through June 30, 2008 and for the nine months ended June 30, 2008 and 2007

	Notes to Financial Statements (Unaudited)	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3A(T).	Controls and Procedures	3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	3

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3.	Defaults Upon Senior Securities	3

Item 4.	Submission of Matters to a Vote of Security Holders	4

Item 5.	Other Information	4

Item 6.	Exhibits	4

Signatures		5

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Vision Acquisition II Inc.
(A Development Stage Company)
Balance Sheet

	(Unaudited)
	June 30,	September 30,
	2008	2007
Assets
Current Assets:
Cash	$2,510	$8,927

Total Assets	2,510	8,927

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable	-	-

Stockholders' Equity:
Common Stock, 100,000,000 shares authorized
5,400,000, and 5,000,000 shares issued @.0001	540	500
Preferred Stock, 10,000,000 shares authorized, 0 shares
issued and outstanding @ .0001 par value	-
Additional Paid in Capital	65,710	35,250
Deficit Accumulated During Development Stage	(63,740)	(26,823)

Total Stockholders' Equity	2,510	8,927

Total Liabilities and Stockholders' Equity	$2,510	$8,927

See accompanying notes to financial statements.

Vision Acquisition II Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					Inception October 6, 2006
	Nine months ended June 30,		Three months ended June 30,		to
	2008	2007	2008	2007	June 30, 2008

Revenues	$-	$-	$-	$-	$-

Expenditures

Professional fees	36,917	26,823	25,664	14,238	63,740

Net loss	$(36,917)	$(26,823)	$(25,664)	$(14,238)	$(63,740)

Loss per share	$(0.007)	$(0.005)	$(0.005)	$(0.003)	$(0.013)

Weighted Average of Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to financial statements.

Vision Acquisition II Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Inception
	October 6, 2006	Nine months ended
	through	June 30,
	June 30, 2008	2008	2007
Cash Flows from operating activities:
Net Loss	$(63,740)	$(36,917)	$(26,823)

Cash flows used for operating activities	(63,740)	(36,917)	(26,823)

Cash Flows from Financing Activities
Sale of Common Stock and Contribution of Capital	66,250	30,500	35,750

Net Increase in Cash	2,510	(6,417)	8,927

Cash at the beginning	-	8,927	-

Cash at the end	$2,510	$2,510	$8,927

See accompanying notes to financial statements.

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

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
JUNE 30, 2008

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

Basic and Diluted Income/ (Loss) Per Share:

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
JUNE 30, 2008

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  The Statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year ending September 30, 2009.  The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” and is effective for fiscal years beginning after December 5, 2008.  This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The Company is currently assessing the impact the adoption of this pronouncement will have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”.  SFAS 141 (Revised) is effective for fiscal years beginning after December 13, 2008.  This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company is currently assessing the impact the adoption of this pronouncement will have on the Company’s financial statements.

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company has issued 5,400,000 shares of its common stock, 5,000,000 as founder shares, and 400,000 for $8,000. Total consideration including capital contribution for no consideration equal $66,250.

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

Results of Operations

For the three and nine months ended June 30, 2008, the Company had no activities that produced revenues from operations.

For the three months ended June 30, 2008, the Company had a net loss of $25,664, due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2008 in May of 2008.

For the nine months ended June 30, 2008, the Company had a net loss of $36,917, due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007 in January of 2008, Quarterly Report on Form 10-QSB for the period ended December 31, 2007 in February of 2008 and Quarterly Report on Form 10-QSB for the period ended March 31, 2008 in May of 2008.

For the Period from October 6, 2006 (Date of Inception) through June 30, 2008, the Company had a net loss of $63,740, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in July of 2007 and the filing of the Company’s Quarterly and Annual Reports on Form 10-QSB and Form 10-KSB, respectively.

Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $2,510, comprised exclusively of cash. The Company did not have any current liabilities as of June 30, 2008. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows from operating, investing, and financing activities for the nine months ended June 30, 2008 and 2007 and for the Period from October 6, 2006 (Date of Inception) through June 30, 2008:
	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007	Period From October 6, 2006 (Date of Inception) through June 30, 2008
Net cash used for operating activities	$(36,917)	$(26,823)	$(63,740)
Net cash used for investing activities	$0	$0	$0
Net cash from financing activities	$30,500	$35,750	$66,250
Net effect on cash	$(6,417)	$8,927	$2,510

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

Item 3A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2008.

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

Dated: August 12, 2008	VISION ACQUISITION II, INC.

	By:	/s/ Antti William Uusiheimala
Antti William Uusiheimala President and Director

Dated: August 12, 2008	By:	/s/ David Berger
David Berger Chief Financial Officer