Form 10KSB
period 2008-09-30
Vision Acquisition II, Inc
filed 2008-12-29
CIK 1383534

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

The issuer’s revenues for fiscal year end September 30, 2008 were $0.

As of December 29, 2008, there were 5,685,000 shares of common stock, par value $.0001 per share, outstanding, 685,000 of which were held by non-affiliates.

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

Further, Vision Capital Advisors, LLC, a Delaware limited liability company and SEC-registered investment advisor (“Vision Capital”), may act as financial consultant to the Company or an acquisition candidate or may play some other role in connection with a potential merger or business combination transaction.  Vision Opportunity Master Fund, Ltd. (“Vision Master Fund”), our sole stockholder, is owned by four companies including Vision Capital, which currently manages Vision Master Fund.  Also, Antti William Uusiheimala, our President and sole director, Jonathan D. Shane, our Secretary, and David Berger, our Chief Financial Officer, are all employees of Vision Capital.  We cannot assure you that conflicts of interest among us, Vision Capital, our management and our stockholders will not develop.

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

Since October 6, 2006 (inception) through September 30, 2008, we have incurred a net loss of $(73,975).  We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well.  There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot provide any assurance that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

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

The Company has no existing agreement for a business transaction or other transaction and there can be no assurance that the Company will successfully consummate a business combination.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity.  We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

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

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has not conducted market research concerning prospective business opportunities, nor have others made the results of such market research available to the Company. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

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

Our stockholders may have a minority interest in the Company following a merger or other business combination with an operating business.

If we consummate a merger or business combination with a company with a value in excess of the value of our Company and issue shares of Common Stock to the stockholders of such company as consideration for merging with us, our stockholders would own less than 50% of the Company after the business combination.  The stockholders of the acquired company would therefore be able to control the election of our Board of Directors and control our Company.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock.  Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”).  Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.  Shares of Common Stock cannot be sold under the exemption from registration provided by Section 4(1) of the Securities Act in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”).  The Wulff Letter provides that certain private transfers of the shares of common stock issued by a blank check company may be prohibited without registration under federal securities laws.  Further, stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

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

Since our shares of Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer’s securities are listed on the Over-the-Counter Bulletin Board or on the OTC Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.

It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. SEC staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have few or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have at times indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of Common Stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in our Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allowing the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on our Common Stock.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future.  We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company expects to issue more shares in a merger or acquisition, which will result in substantial dilution.

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

Our stockholders may engage in a transaction to cause the Company to repurchase its shares of Common Stock.

In order to provide an interest in the Company to a third party, our stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase its shares of Common Stock. As a result of such transaction, our management, stockholders and Board of Directors may change.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock.  Our Common Stock is not listed on a publicly-traded market.  As of December 29, 2008, there were 42 holders of record of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On May 2, 2008, the Company sold 400,000 shares of Common Stock for aggregate proceeds equal to $8,000 in a private placement offering to accredited investors (the “Private Placement”). In connection with the Private Placement, the Company offered certain registration rights to the investors in the Private Placement, pursuant to the terms and conditions contained in that certain registration rights agreement, a copy of which is attached hereto as Exhibit 10.1 (the “Registration Rights Agreement”).

In connection with the Private Placement, on March 19, 2008, the Company engaged Meyers Associates, L.P. as its placement agent (the “Placement Agent”), pursuant to a placement agency agreement (the “Placement Agency Agreement”), a copy of which is attached hereto as Exhibit 10.2. Pursuant to the Placement Agency Agreement, in consideration of the Placement Agent serving as exclusive placement agent in connection with the Private Placement, the Placement Agent was paid a fee equal to 10% of the gross proceeds of the Private Placement.  Additionally, pursuant to the Placement Agency Agreement, on May 21, 2008 the Company issued 285,000 shares of Common Stock to the Placement Agent at nominal consideration. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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

Item 7.  Financial Statements.

VISION ACQUISITION II, INC.
(A Development Stage Company)
Table of Contents
September 30, 2008

Page

Report of Independent Registered Public Accounting Firm	F - 1

Financial Statements:

Balance Sheet as of September 30, 2007 and September 30, 2008	F - 2

Statement of Operations for the Fiscal Year ended September 30, 2008, the Period	F - 3
from October 6, 2006 (Date of Inception) to September 30, 2007 and the Cumulative
Period from October 6, 2006 (Date of Inception) to September 30, 2008

Statement of Stockholder’s Equity for the Period from October 6, 2006 (Date of Inception)	F - 4
to September 30, 2008

Statement of Cash Flows for the Fiscal Year ended September 30, 2008, the Period	F - 5
from October 6, 2006 (Date of Inception) to September 30, 2007 and the Cumulative
Period from October 6, 2006 (Date of Inception) to September 30, 2008

Notes to Financial Statements	F - 6

GRUBER & COMPANY, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Vision Acquisition II, Inc.:

We have audited the accompanying balance sheets of Vision Acquisition II, Inc. as of September 30, 2008 and 2007 and the related statements of operations, stockholders equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at September 30, 2008 and 2007 and the results of its' operations and its' stockholders equity and cash flows for the years then in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred substantial losses. This raises substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company LLC
Gruber & Company LLC
Dated: December 9, 2008

Vision Acquisition II, Inc.
(A Development Stage Company)
Balance Sheet
September 30,

	2008	2007
Assets
Current Assets:
Cash	$4,275	$8,927

Total Assets	$4,275	$8,927

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable	$-	$-

Stockholders' Equity:
Common Stock, 100,000,000 shares authorized
5,685,000 and 5,000,000 shares issued @.0001	568	500
Preferred Stock, 10,000,000 shares authorized, 0 shares
issued and outstanding @ .0001 par value		-
Additional Paid in Capital	77,682	35,250
Deficit Accumulated During Development Stage	(73,975)	(26,823)

Total Stockholders' Equity	4,275	8,927

Total Liabilities and Stockholders' Equity	$4,275	$8,927

The accompanying notes are an integral part of these financial statements.

Vision Acquisition II, Inc.
(A Development Stage Company)
Statement of Operations

		October 6, 2006
		(Date of	October 6,
		Inception)	2006
	Year	through	(Date of
	Ended September 30, 2008	September 30, 2007	Inception) through September 30, 2008

Revenues	$-	$-	$-

Expenditures

Professional fees	47,152	26,823	73,975

Net loss	$(47,152)	$(26,823)	$(73,975)

Loss per share	$(0.01)	$(0.01)

Weighted Average of Shares Outstanding	5,200,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Vision Acquisition II, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity

				Deficit
				Accumulated
	Common		Additional	During
	Shares	Common	Paid-In	Development
	Issued	Stock	Capital	Stage	Total
Issuance of founders shares for cash on October 6, 2006	5,000,000	$500	$24,000	$-	$24,500

Capital Contribution	-	-	11,250	-	11,250
Loss for the period	-	-	-	(26,823)	(26,823)
Balance September 30, 2007	5,000,000	500	35,250	(26,823)	8,927

Issuance of Shares for Investment	285,000	28	(28)
Issuance of Shares for Cash	400,000	40	7,960	-	8,000
Capital Contribution	-	-	34,500	-	34,500
Net Loss for the Year	-	-	-	(47,152)	(47,152)
Balance September 30, 2008	5,685,000	$568	$77,682	$(73,975)	$4,275

The accompanying notes are an integral part of these financial statements.

Vision Acquisition II, Inc.
(A Development Stage Company)
Statement of Cash Flows

		October 6, 2006	October 6, 2006
		(Date of	(Date of
	For the	Inception)	Inception)
	Year Ended	through	through
	September 30,	September 30,	September 30,
	2008	2007	2008
Cash Flows from operating activities:
Net Loss	$(47,152)	$(26,823)	$(73,975)

Cash flows used for operating activities	(47,152)	(26,823)	(73,975)

Cash Flows from Financing Activities
Sale of Common Stock and Contribution of Capital	42,500	35,750	78,250

Net Increase in Cash	(4,652)	8,927	4,275

Cash at the beginning	8,927	-

Cash at the end	$4,275	$8,927	$4,275

The accompanying notes are an integral part of these financial statements.

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
NOTE 1 - ORGANIZATION

Organization and Line of Business

Vision Acquisition II, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on October 6, 2006.   .   The Company is considered to be a “blank check” company since it has no business plan, no operations, revenues or employees.  The implementation of our business objective is wholly contingent upon a business combination and / or the successful sale of securities of the Company.

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

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

Locate  a suitable acquisition or merger candidate and consummate a business combination.  The Company may need cash advances from it’s stockholders or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company.  Although it is currently anticipated that the Company can satisfy its cash requirement with additional cash advances or loans from other parties if needed for at least the next twelve months, the Company can project no assurance that is can continue to satisfy its cash requirements for such period.

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
SEPTEMBER 30, 2008

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

Concentration of Credit Risk

The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit.  The Company will extend credit based on an evaluation of the customer’s financial condition, generally without collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  The Company will monitor its exposure for credit losses and maintains allowances for anticipated losses, if required.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the periods.

Income Taxes

The Company’s year end is September 30, 2008. The Company has a net operating loss carry forward of $73,975 expiring in the year 2022.  The Company has reserved against any tax benefit in full as it is unsure if it can ultimately benefit from the loss.

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
SEPTEMBER 30, 2008

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
SEPTEMBER 30, 2008

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

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company has issued 5,685,000 shares of its common stock, 5,000,000 as founder shares for cash of $24,500 and 400,000 for $8,000. Capital contributions for no consideration amounted to $45,750. The company also issued 285,000 shares of stock directly related to the fundraising of the $8,000 above. These shares were valued at .02 cents, the share price the Company raised funds at, and charged to additional paid in capital.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Company.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended September 30, 2008:

Name	Age	Position	Term

Antti William Uusiheimala	34	President and Director	October 6, 2006 (Inception) thru Present

Jonathan D. Shane	61	Secretary	October 6, 2006 (Inception) thru Present

David Berger	25	Chief Financial Officer	December 20, 2006 thru Present

The Company’s directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Antti William Uusiheimala, the Company’s President and sole director, is currently a member of the investment team at Vision Capital, a SEC-registered investment advisor. Mr. Uusiheimala has served as a member of the investment team since June 2005.  Prior to joining Vision Capital, from October 2004 until December 2005, he attended school at Erasmus University in the Netherlands, where he earned his Master of Business Administration in 2005.  Prior to that, from January 2003 until October 2004, Mr. Uusiheimala worked as an associate in the acquisitions and corporate law department of ACE LAW Ltd., a law firm.  Mr. Uusiheimala currently serves as President and sole director of Vision Acquisition I, Inc. and Vision Acquisition III, Inc., both of which are publicly-reporting, non-trading, blank check shell companies.  From August 1997 to December 2003, he was attending school at the University of Helsinki, where he earned his Juris Doctor in 2003.  During those years in which he attended the University of Helsinki, from January 2001 until September 2002, Mr. Uusiheimala was the Vice President of Business Development of CRF Health, Inc. in Boston, Massachusetts.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended September 30, 2008 and written representations that no other reports were required, the Company believes that the no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its principal executive officer for services rendered during the fiscal year ended September 30, 2008.  The Company’s other executive officers were not paid any compensation for services rendered during the fiscal year ended September 30, 2008.

Name and Position	Year	Total Compensation

Antti William Uusiheimala, President and Director	2008	None

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay his expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of December 23, 2008, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.  Unless otherwise set forth below, each of the stockholders has an address located at c/o Vision Capital Advisors, LLC, 20 West 55th Street, 5th Floor, New York, NY 10019.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class

Vision Opportunity Master Fund, Ltd. (1) c/o Citi Hedge Fund Services (Cayman) Limited P.O. Box 1748 Cayman Corporate Centre 27 Hospital Road, 5th Floor Grand Cayman KY1-1109 Cayman Islands	5,000,000		88%

Vision Capital Advisors, LLC (2)	5,000,000	(3)	88%

Adam Benowitz (4)	5,000,000	(5)	88%

Antti William Uusiheimala (6)	0		0%

Jonathan D. Shane (7)	0		0%

David Berger (8)	0		0%

Meyers Associates L.P.	285,000		5%

All Directors and Officers as a Group (3 individuals)	0		0%

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

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 6, 2006.

*3.2	By-laws.

**10.1	Registration Rights Agreement, dated May 2, 2008.

***10.2	Placement Agency Agreement, dated March 19, 2008.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 20, 2007, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2008, and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s Current report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 2008, and incorporated herein by this reference.

Item 14.   Principal Accountant Fees and Services

Gruber & Company LLC (“Gruber”) is the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Gruber for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $2,250 for the period from October 6, 2006 (Inception) to September 30, 2007 and $8,000 for the fiscal year end September 30, 2008.

Audit-Related Fees
There were no fees billed by Gruber for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the period from October 6, 2006 (Inception) to September 30, 2007 and the fiscal year ended September 30, 2008.

Tax Fees
There were no fees billed by Gruber for professional services for tax compliance, tax advice, and tax planning for the period from October 6, 2006 (Inception) to September 30, 2008 and the fiscal year ended September 30, 2008.

All Other Fees

There were no fees billed by Gruber for other products and services for the period from October 6, 2006 (Inception) to September 30, 2008 and the fiscal year ended September 30, 2008.

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

VISION ACQUISITION II, INC.

Dated: December 29, 2008	By:	/s/ Antti William Uusiheimala
Name: Antti William Uusiheimala
Title: Chief Executive Officer and President

Dated: December 29, 2008	By:	/s/ David Berger
Name: David Berger
Title: Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 29, 2008	By:	/s/ Antti William Uusiheimala
Name: Antti William Uusiheimala
Title: Sole Director