Form 10-Q
period 2009-03-31
Vision Acquisition II, Inc
filed 2009-05-05
CIK 1383534

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,685,000 shares of common stock, par value $.0001 per share, outstanding as of  May 5, 2009.

VISION ACQUISITION II, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of March 31, 2009 (Unaudited) and September 30, 2008	2

	Statements of Operations (Unaudited) for the Three and Six Months Ended March 31, 2009, The Three and Six Months Ended March 31, 2008 and the Cumulative Period from October 6, 2006 to March 31, 2009	3

	Statements of Cash Flows (Unaudited) for the Six Months Ended March 31, 2009, The Six Months Ended March 31, 2008 and the Cumulative Period from October 6, 2006 to March 31, 2009	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		14

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

The results for the period ended March 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended September 30, 2008.

Vision Acquistion II Inc.
(A Development Stage Company)
Balance Sheet

	(Unaudited)
	March 31,	September 30,
	2009	2008
Assets
Current Assets:
Cash	$3,035	$4,275

Total Assets	3,035	4,275

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable	-	-

Stockholders' Equity:
Common Stock, 100,000,000 shares authorized 5,685,000 shares issued and outstanding @.0001	568	568
Preferred Stock, 10,000,000 shares authorized, 0 shares issued and outstanding @ .0001 par value	-
Additional Paid in Capital	84,182	77,682
Deficit Accumulated During Development Stage	(81,715)	(73,975)

Total Stockholders' Equity	3,035	4,275

Total Liabilities and Stockholders' Equity	$3,035	$4,275

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

Vision Acquistion II Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					Inception
					October 6, 2006
	Six Months Ended March 31,		Three Months Ended March 31,		to
	2009	2008	2009	2008	3/31/2009

Revenues	-	$-	$-	$-	$-

Expenditures

Professional fees	7,740	11,253	2,634	6,068	81,715

Net loss	(7,740)	$(11,253)	$(2,634)	$(6,068)	$(81,715)

Loss per share	(0.001)	$(0.002)	$0.000	$(0.001)	$

Weighted Average of Shares Outstanding		5,000,000	5,685,000	5,000,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

Vision Acquistion II Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Inception
	September 6, 2006	Six Months Ended
	through		March 31
	3/31/2009	2009	2008
Cash Flows from operating activities:
Net Loss	$(81,715)	$(7,740)	$(11,253)

Cash flows used for operating activities	(81,715)	(7,740)	(11,253)

Cash Flows from Financing Activities
Sale of Common Stock and Contribution of Capital	84,750	6,500	10,000

Net Increase in Cash	3,035	(1,240)	(1,253)

Cash at the beginning	-	4,275	8,927

Cash at the end	$3,035	$3,035	$7,674

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

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
March 31, 2009

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
March 31, 2009

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

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company has issued 5,685,000 shares of its common stock, 5,000,000 as founder shares for cash of $24,500 and 400,000 for $8,000. Capital contributions for no consideration amounted to $46,550. The company also issued 285,000 shares of stock directly related to the fundraising of the $8,000 above. These shares were valued at .02 cents, the share price the Company raised funds at.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral offees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had assets equal to $3,035, comprised exclusively of cash.  This compares with assets of $4,275 comprised exclusively of cash, as of September 30, 2008. The Company had no current liabilities as of March 31, 2008. This compares with no current liabilities as of September 30, 2008. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2009, the six months ended March 31, 2008 and for the cumulative period from October 6, 2006 (Inception) to March 31, 2009:

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	For the Cumulative Period from October 6, 2006 (Inception) to March 31, 2009
Net Cash (Used in) Operating Activities	$(7,740)	(11,253)	$(81,715)
Net Cash (Used in) Investing Activities	-		-
Net Cash Provided by Financing Activities	$6,500	10,000	$84,750
Net Increase in Cash and Cash Equivalents	$(1,240)	(1,253)	$3,035

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 6, 2006 (Inception) to March 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended March 31, 2009, the Company had a net loss of $2,634 and $7,740, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008 filed in December of 2008 and Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 in February of 2009.

For the three and six months ended March 31, 2008, the Company had a net loss of $6,068 and $11,253, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007 filed in December of 2007 and Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007 in February of 2008.

For the period from October 6, 2006 (Inception) to March 31, 2009, the Company had a net loss of $81,715 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in July of 2007, and the filing of the Company’s quarterly and annual reports on Form 10-QSB, Form 10-Q and Form 10-KSB.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 6, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March  31, 2008.

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

Dated: May 5, 2009	VISION ACQUISITION II, INC.

	By:	/s/ Antti William Uusiheimala
	Name:	Antti William Uusiheimala
	Title:	President, Director
Principal Executive Officer

	By:	/s/ David Berger
	Name:	David Berger
	Title:	Chief Financial Officer
Principal Financial Officer