Form 10-Q
period 2009-06-30
Vision Acquisition II, Inc
filed 2009-08-19
CIK 1383534

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,685,000 shares of common stock, par value $.0001 per share, outstanding as of August 5, 2009.

VISION ACQUISITION II, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of June 30, 2009 (Unaudited) and September 30, 2008	2

	Statements of Operations (Unaudited) for the Three and Nine Months Ended June 30, 2009, the Three and Nine Months Ended June 30, 2008 and the Cumulative Period from October 6, 2006 to June 30, 2009	3

	Statements of Cash Flows (Unaudited) for the Nine Months Ended June 30, 2009, the Nine Months Ended June 30, 2008 and the Cumulative Period from October 6, 2006 to June 30, 2009	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

Signatures		13

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

The results for the period ended June 30, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended September 30, 2008.

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	(Unaudited)
	June 30,	September 30,
	2009	2008
Assets
Current Assets:
Cash	$832	$4,275

Total Assets	832	4,275

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable	-	-

Stockholders' Equity:
Common Stock, 100,000,000 shares authorized 5,685,000 shares issued and outstanding @.0001	568	568
Preferred Stock, 10,000,000 shares authorized, 0 shares issued and outstanding @ .0001 par value	-	-

Additional Paid in Capital	84,182	77,682
Deficit Accumulated During Development Stage	(83,918)	(73,975)

Total Stockholders' Equity	832	4,275

Total Liabilities and Stockholders' Equity	$832	$4,275

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

					Inception
					October 6, 2006
	Nine Months Ended June 30,		Three Months Ended June 30,		to
	2009	2008	2009	2008	June 30,2009

Revenues	$-	$-	$-	$-	$-

Expenditures

Professional fees	9,943	36,917	2,203	25,664	83,918

Net loss	$(9,943)	$(36,917)	$(2,203)	$(25,664)	$(83,918)

Loss per share	$(0.002)	$(0.007)	$0.000	$(0.005)	$

Weighted Average of Shares Outstanding	5,685,000	5,000,000	5,685,000	5,000,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Inception
	October 6, 2006	Nine Months Ended June 30
	through
	June 30,2009	2009	2008
Cash Flows from operating activities:
Net Loss	$(83,918)	$(9,943)	$(36,917)

Cash flows used for operating activities	(83,918)	(9,943)	(36,917)

Cash Flows from Financing Activities
Sale of Common Stock and Contribution of Capital	84,750	6,500	30,500

Net Increase (Decrease) in Cash	832	(3,443)	(6,417)

Cash at the beginning	-	4,275	8,927

Cash at the end	$832	$832	$2,510

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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
June 30, 2009

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
June 30, 2009
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

Liquidity and Capital Resources

As of June 30, 2009, the Company had assets equal to $832, comprised exclusively of cash.  This compares with assets of $4,275 comprised exclusively of cash, as of September 30, 2008. The Company had no current liabilities as of June 30, 2009. This compares with no current liabilities as of September 30, 2008. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2009, the nine months ended June 30, 2008 and for the cumulative period from October 6, 2006 (Inception) to June 30, 2009:

	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008	For the Cumulative Period from October 6, 2006 (Inception) to June 30, 2009
Net Cash (Used in) Operating Activities	$(9,943)	(36,917)	$(83,918)
Net Cash (Used in) Investing Activities	-		-
Net Cash Provided by Financing Activities	$6,500	30,500	$84,750
Net Increase (Decrease) in Cash and Cash Equivalents	$(3,443)	$(6,417)	$832

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 6, 2006 (Inception) to June 30, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended June 30, 2009, the Company had a net loss of $2,203 and $9,943, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008 filed in December of 2008 and Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed in February of 2009 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed in May of 2009 .

For the three and nine months ended June 30, 2008, the Company had a net loss of $25,664 and $36,917, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007 filed in January of 2008 and Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007 in February of 2008 and Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008 filed in May of 2008.

For the period from October 6, 2006 (Inception) to June 30, 2009, the Company had a net loss of $83,918 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in July of 2007, and the filing of the Company’s quarterly and annual reports on Form 10-QSB, Form 10-Q and Form 10-KSB.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

Dated: August 5, 2009	VISION ACQUISITION II, INC.

	By:	/s/ Antti William Uusiheimala
	Name:	Antti William Uusiheimala
	Title:	President, Director
Principal Executive Officer

	By:	/s/ David Berger
	Name:	David Berger
	Title:	Chief Financial Officer
Principal Financial Officer