Form 10-K/A
period 2009-09-30
Vision Acquisition II, Inc
filed 2010-01-20
CIK 1383534

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K/A are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Vision Acquisition II, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Contents

GRUBER & COMPANY, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Vision Acquisition II, Inc.:

We have audited the accompanying balance sheets of Vision Acquisition II, Inc.  (a Development Stage Company) as of September 30, 2009 and 2008 and the related statements of operations, stockholders equity and cash flows for the years then ended and for the periods October 6, 2006 (date of inception) through September 30, 2009 .  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at September 30, 2009 and 2008 and the results of its' operations and its' stockholders equity and cash flows for the years then ended and for the periods October 6, 2006 (date of inception) through September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Lake Saint Louis, Missouri
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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. The Company inadvertently omitted management's assessment of the Company's internal control over financial reporting in the original Form 10-K filed with the Securities and Exchange Commission on December 29, 2009. As a result, as of the date of this Amendment, management has concluded that the Company's disclosure controls and procedures were ineffective as of September 30, 2009. Management has subsequently implemented a control to ensure that management's assessment of the Company's internal control over financial reporting and all other information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act will be recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of September 30, 2009, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

VISION ACQUISITION II, INC.

Dated: January 19, 2010	By:	/s/ Antti William Uusiheimala
Antti William Uusiheimala
President and Sole Director
Principal Executive Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 19, 2010	By:	/s/ Antti William Uusiheimala
Antti William Uusiheimala
President and Sole Director
Principal Executive Officer

Dated: January 19, 2010	By:	/s/ Jonathan Shane
Jonathan Shane
Secretary

Dated: January 19, 2010	By:	/s/ David Berger
David Berger
Principal Financial Officer