Form 10-Q
period 2009-12-31
Vision Acquisition II, Inc
filed 2010-02-16
CIK 1383534

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,685,000 shares of common stock, par value $.0001 per share, outstanding as of February 16, 2010.

VISION ACQUISITION II, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of December 31, 2009 (Unaudited) and September 30, 2009	2

	Statements of Operations (Unaudited) for the Three Months Ended December 31, 2009, the Three Months Ended December 31, 2008 and the Cumulative Period from October 6, 2006 to December 31, 2009	3

	Statements of Cash Flows (Unaudited) for the Three Months Ended December 31, 2009, the Three Months Ended December 31, 2008 and the Cumulative Period from October 6, 2006 to December 31, 2009	4

	Statement of Stockholders’ Equity as of December 31, 2009 (Unaudited)	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		16

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

The results for the period ended December 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended September 30, 2009.

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	December 31,	September 30,
	2009	2009
	(Unaudited)
Assets:
Current assets:
Cash	$3,028	$6,528

Total assets	3,028	6,528

Liabilities and stockholders' equity:
Current liabilities
Accounts payable	—	—

Total liabilities	—	—

Stockholders' equity
Common stock, 100,000,000 shares authorized, 5,685,000
and 5,685,000 shares issued and outstanding, par value
$0.0001	568	568
Preferred stock, 10,000,000 shares authorized, no shares
issued, par value $.0001	—	—
Additional paid-in capital	99,182	99,182
Deficit accumulated during development stage	(96,722)	(93,222)

Total stockholders' equity	3,028	6,528

Total liabilities and stockholders' equity	$3,028	$6,528

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

			October 6, 2006
	Three months ended		(date of inception)
	December 31,		through
	2009	2008	December 31, 2009

Revenues	$—	$—	$—

Expenditures
General and administrative expenses	3,500	5,106	96,722

Net loss	$(3,500)	$(5,106)	$(96,722)

Loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	5,685,000	5,685,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

			October 6, 2006
	Three months ended		(date of inception)
	December 31,		through
	2009	2008	December 31, 2009

Cash flows from operating activities:
Net loss	$(3,500)	$(5,106)	$(96,722)

Cash flows used for operating activities	(3,500)	(5,106)	(96,722)

Cash flows from financing activities
Sale of common stock and contributions to capital	—	5,000	99,750

Cash flows from financing activities	—	5,000	99,750

Net increase (decrease) in cash	(3,500)	(106)	3,028

Cash at the beginning	6,528	4,275	—

Cash at the end	$3,028	$4,169	$3,028

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Deficit
				Accumulated
	Common		Additional	During
	Shares	Common	Paid-In	Development
	Issued	Stock	Capital	Stage	Total

Issuance of founders shares for cash on October 6, 2006	5,000,000	$500	$24,000	$—	$24,500

Capital contribution	—	—	11,250	—	11,250

Net loss for the period	—	—	—	(26,823)	(26,823)

Balance September 30, 2007	5,000,000	500	35,250	(26,823)	8,927

Issuance of shares for services	285,000	28	(28)	—	—

Issuance of shares for cash	400,000	40	7,960	—	8,000

Capital contribution	—	—	34,500	—	34,500

Net loss for the year	—	—	—	(47,152)	(47,152)

Balance September 30, 2008	5,685,000	568	77,682	(73,975)	4,275

Capital contribution	—	—	21,500	—	21,500

Net loss for the year	—	—	—	(19,247)	(19,247)

Balance September 30, 2009	5,685,000	568	99,182	(93,222)	6,528

Net loss for the three months ended December 31, 2009	—	—	—	(3,500)	(3,500)

Balance December 31, 2009	5,685,000	$568	$99,182	$(96,722)	$3,028

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December  31, 2009

NOTE 1 - ORGANIZATION

Organization and Line of Business

Vision Acquisition II Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ASC Topic 915 and was incorporated under the laws of the State of Delaware on October 6, 2006.   The Company is considered to be a “blank check” company since it has no business plan, no operations, revenues or employees.  The implementation of our business objective is wholly contingent upon a business combination and / or the successful sale of securities of the Company.

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

The results for the three month period ended December 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the period ended September 30, 2009.

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

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December  31, 2009

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

Concentration of Credit Risk

The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit.  The Company will extend credit based on an evaluation of the customer’s financial condition, generally without collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  The Company will monitor its exposure for credit losses and maintains allowances for anticipated losses, if required.

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

The Company’s year end is September 30. The Company has a net operating loss carryforward of $96,722 expiring in the year 2024.  The Company has reserved against any tax benefit in full as it is unsure if it can ultimately benefit from the loss.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Basic and Diluted Income/(Loss) Per Share:

In accordance with FASB ASC Topic 260, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the  weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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
December 31, 2009

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

  VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

NOTE 5 – INCOME TAXES

At December 31, 2009

Deferred tax assets
Net operating loss carryforwards	$96,722

Gross deferred tax assets	$33,853
Less – Valuation allowance	(33,853)

Net deferred tax assets	$—

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 9, 2010, the date the financial statements were issued.

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

Liquidity and Capital Resources

As of December 31, 2009, the Company had assets equal to $3,028, comprised exclusively of cash.  This compares with assets of $6,528 comprised exclusively of cash, as of September 30, 2009. The Company had no current liabilities as of December 31, 2009. This compares with no current liabilities as of September 30, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2009, the three months ended December 31, 2008 and for the cumulative period from October 6, 2006 (Inception) to December 31, 2009:

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	For the Cumulative Period from October 6, 2006 (Inception) to December 31, 2009
Net Cash (Used in) Operating Activities	$(3,500)	$(5,106)	$(96.722)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	-	$5,000	$99,750
Net Increase (Decrease) in Cash and Cash Equivalents	$(3,500)	$(106)	$3,028

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 6, 2006 (Inception) to December 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended December 31, 2009, the Company had a net loss of $3,500, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 filed in December of 2009.

For the three months ended December 31, 2008, the Company had a net loss of $5,106, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008 filed in December of 2008.

For the period from October 6, 2006 (Inception) to December 31, 2009, the Company had a net loss of $96,722 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in July of 2007, and the filing of the Company’s quarterly and annual reports on Form 10-QSB, Form 10-Q, Form 10-KSB, and Form 10-K, respectively.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

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

Dated: February 16, 2010	VISION ACQUISITION II, INC.

	By:	/s/ Antti William Uusiheimala
Name: Antti William Uusiheimala
Title: President, Director
Principal Executive Officer

	By:	/s/ David Berger
Name: David Berger
Title: Chief Financial Officer
Principal Financial Officer