Form 10-Q
period 2010-03-31
Vision Acquisition II, Inc
filed 2010-05-17
CIK 1383534

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,685,000 shares of common stock, par value $.0001 per share, outstanding as of May 17, 2010.

VISION ACQUISITION II, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of March 31, 2010 (Unaudited) and September 30, 2009	2

	Statements of Operations (Unaudited) for the Three and Six Months Ended March 31, 2010,	3
	The Three and Six Months Ended March 31, 2009 and the Cumulative Period from
	October 6, 2006 to March 31, 2010

	Statements of Cash Flows (Unaudited) for the Six Months Ended March 31, 2010,	4
	The Six Months Ended March 31, 2009 and the Cumulative Period from
	October 6, 2006 to March 31, 2010

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Removed and Reserved	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

Signatures		14

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

The results for the period ended March 31, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended September 30, 2009.

VISION ACQUISITION II, INC.
(A DEVELOPMENTAL STAGE COMPANY)
BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(Unaudited)
Assets
Current Assets
Cash	$1,721	$6,528

Total Assets	$1,721	$6,528

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$-	$-

Total Liabilities	-	-

Stockholders' Equity
Common Stock, 100,000,000 shares authorized 5,685,000 shares issued and outstanding @.0001 par value	568	568
Preferred Stock, 10,000,000 shares authorized, no shares issued and outstanding @ .0001 par value	-	-
Additional Paid in Capital	99,182	99,182
Deficit Accumulated During Development Stage	(98,029)	(93,222)

Total Stockholders' Equity	1,721	6,528

Total Liabilities and Stockholders' Equity	$1,721	$6,528

The accompanying notes are an integral part of these financial statements.

VISION ACQUISITION II, INC.
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					October 6, 2006
					(date of
	Six Months Ended March 31,		Three Months Ended March 31,		inception through) March 31,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Expenditures
General and administrative expenses	4,807	7,740	1,307	2,634	98,029

Net loss	$(4,807)	$(7,740)	$(1,307)	$(2,634)	$(98,029)

Loss per share	$(0.001)	$(0.001)	$(0.000)	$(0.000)

Weighted average shares outstanding	5,685,000	5,685,000	5,685,000	5,685,000

The accompanying notes are an integral part of these financial statements.

VISION ACQUISITION II, INC.
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			October 6, 2006
			(date of inception
	Six Months Ended March 31,		through)
	2010	2009	March 31, 2010
Cash Flows from operating activities
Net Loss	$(4,807)	$(7,740)	$(98,029)

Cash flows used for operating activities	(4,807)	(7,740)	(98,029)

Cash Flows from Financing Activities
Sale of Common Stock and Contribution of Capital	-	6,500	99,750

Cash flows from financing activities	-	6,500	99,750

Net Increase (Decrease) in Cash	(4,807)	(1,240)	1,721

Cash at the beginning	6,528	4,275	-

Cash at the end	$1,721	$3,035	$1,721

The accompanying notes are an integral part of these financial statements.

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

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

The results for the three and six month periods ended  March 31, 2010, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the period ended September 30, 2009.

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
March 31, 2010

Fair Value of Financial Instruments

The estimated fair values of cash, property and equipment and due to stockholder, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

Fixed Assets

Fixed Assets are stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets.  Expenditure for maintenance and repairs, which does not improve or extend the expected useful life of the assets, is expensed to operations while major repairs are capitalized.  Depreciation expense is included in general and administrative expenses on the statement of operations. During the time periods presented there was $0 in depreciation expense.  The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statement of operations and comprehensive income.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the periods presented.

Income Taxes

Income taxes are provided in accordance with ASC Topic regarding accounting for income taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) results from the net change during the year in deferred tax assets and liabilities.  The Company’s year end is September 30. The Company has a net operating loss carryforward of $98,029 expiring in the year 2024.  The Company has reserved against any tax benefit in full as it is unsure if it can ultimately benefit from the loss.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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
March 31, 2010

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
March 31, 2010

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

Liquidity and Capital Resources

As of March 31, 2010, the Company had assets equal to $1,721, comprised exclusively of cash.  This compares with assets of $6,528 comprised exclusively of cash, as of September 30, 2009. The Company had no current liabilities as of March 31, 2010. This compares with no current liabilities as of September 30, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2010, the six months ended March 31, 2009 and for the cumulative period from October 6, 2006 (Inception) to March 31, 2010:

	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009	For the Cumulative Period from October 6, 2006 (Inception) to March 31, 2010
Net Cash (Used in) Operating Activities	$(4,807)	(7,740)	$(98,029)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$-	6,500	$99,750
Net Increase (Decrease) in Cash and Cash Equivalents	$(4,807)	(1,240)	$1,721

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 6, 2006 (Inception) to March 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended March 31, 2010, the Company had a net loss of $1,307 and $4,807, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 filed in December of 2009 and Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 in February of 2010.

For the three and six months ended March 31, 2009, the Company had a net loss of $2,634 and $7,740, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2009 filed in December of 2009 and Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 in February of 2009.

For the period from October 6, 2006 (Inception) to March 31, 2010, the Company had a net loss of $98,029 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in July of 2007, and the filing of the Company’s quarterly and annual reports on Form 10-QSB, Form 10-Q, Form 10-K, and Form 10-KSB.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)   Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 6, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March  31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

Dated: May 17, 2010	VISION ACQUISITION II, INC.

	By:	/s/ Antti William Uusiheimala
Antti William Uusiheimala
President, Director
Principal Executive Officer

	By:	/s/ David Berger
David Berger
Chief Financial Officer
Principal Financial Officer