Form 10-K
period 2011-09-30
Vision Acquisition II, Inc
filed 2011-12-29
CIK 1383534

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of September 30, 2011 and as of the date hereof there are 41 non-affiliate holders of common stock of the Company, holding 685,000 shares of the Company’s common stock.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of December 29, 2011, there were 5,685,000 shares of common stock, par value $.0001, outstanding.

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

PART I

Item 1. Description of Business.

Vision Acquisition II, Inc. (“we”, “us”, “our”, the "Company") was incorporated in the State of Delaware on October 6, 2006.  The Company was formed as a vehicle to pursue a business combination and has not conducted negotiations or entered into a letter of intent concerning any target business.  The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.  The Company selected September 30 as its fiscal year end.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of September 30, 2011 and as of the date of this report, there are 42 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2011.

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
3.
We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $5,718 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

The Company anticipates that the selection of a business combination will be complex and extremely risky.  Through information obtained from industry publications and professionals, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.

Liquidity and Capital Resources

As of September 30, 2011, the Company had assets equal to $5,718, comprised exclusively of cash.  This compares with assets of $4,483, comprised exclusively of cash, as of September 30, 2010.  The Company’s current liabilities as of September 30, 2011 totaled $9,400 comprised of accounts payable. This compares with current liabilities of $5,000 comprised of accounts payable as of September 30, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended September 30, 2011 and 2010 and for the cumulative period from October 6, 2006 (Inception) to September 30, 2011.

	Fiscal Year Ended September 30, 2011	Fiscal Year Ended September 30, 2010	For the Cumulative Period from October 6, 2006 (Inception) to September 30, 2011
Net Cash (Used in) Operating Activities	$(23,765)	$(7,045)	$(133,342)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$25,000	$5000	$129,750
Net Increase (Decrease) in Cash and Cash Equivalents	$1,235	$(2,045)	$5,718

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 6, 2006 (Inception) to September 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended September 30, 2011, the Company had a net loss of $28,165 consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual and quarterly reports in connection with its reporting obligations.

For the fiscal year ended September 30, 2010, the Company had a net loss of $12,045, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual and quarterly reports in connection with its reporting obligations.

For the cumulative period from October 6, 2006 (Inception) to September 30, 2011, the Company had a net loss of $133,432 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in July of 2007, and the filing of the Company’s quarterly and annual reports in connection with its periodic reporting obligations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations
4.
5. As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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
FINANCIAL STATEMENTS

GRUBER & COMPANY, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Vision Acquisition II, Inc.:

We have audited the accompanying balance sheets of Vision Acquisition II, Inc.  (a Development Stage Company) as of September 30, 2011 and 2010 and the related statements of operations, stockholders equity and cash flows for the years then ended and for the periods October 6, 2006 (date of inception) through September 30, 2011.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at September 30, 2011 and 2010 and the results of its' operations and its' stockholders equity and cash flows for the years then ended and for the periods October 6, 2006 (date of inception) through September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gruber & Company LLC
Gruber & Company LLC

Lake Saint Louis, Missouri
Dated: December 15, 2011

VISION ACQUISITION II, INC.
(A DEVELOPMENTAL STAGE COMPANY)
BALANCE SHEETS

	September 30,
	2011	2010

Assets
Current Assets
Cash	$5,718	$4,483

Total Assets	$5,718	$4,483

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$9,400	$5,000

Total Liabilities	9,400	5,000

Stockholders' Equity
Common Stock, 100,000,000 shares authorized 5,685,000 shares issued and outstanding @.0001 par value	568	568
Preferred Stock, 10,000,000 shares authorized, no shares issued and outstanding @ .0001 par value	-	-
Additional Paid in Capital	129,182	104,182

Deficit Accumulated During Development Stage	(133,432)	(105,267)

Total Stockholders' Equity	(3,682)	(517)

Total Liabilities and Stockholders' Equity	$5,718	$4,483

The accompanying notes are an integral part of these financial statements.

VISION ACQUISITION II, INC.
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENTS OF OPERATIONS

			October 6, 2006
			(date of inception
	Year ended September 30,		through)
	2011	2010	September 30, 2011

Revenues	$-	$-	$-

Expenditures
General and administrative expenses	28,165	12,045	133,432

Net loss	$(28,165)	$(12,045)	$(133,432)

Loss per share	$(0.005)	$(0.002)

Weighted average shares outstanding	5,685,000	5,685,000

The accompanying notes are an integral part of these financial statements.

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common		Additional	During
	Shares	Common	Paid-In	Development
	Issued	Stock	Capital	Stage	Total

Issuance of founders shares for cash on October 6, 2006	5,000,000	$500	$24,000	$-	$24,500

Capital Contribution	-	-	11,250	-	11,250

Loss for the period	-	-	-	(26,823)	(26,823)

Balance September 30, 2007	5,000,000	$500	$35,250	$(26,823)	$8,927

Issuance of shares for services	285,000	28	(28)	-	-

Issuance of Shares for Cash	400,000	40	7,960	-	8,000

Capital Contribution	-	-	34,500	-	34,500

Net Loss for the Year	-	-	-	(47,152)	(47,152)

Balance September 30, 2008	5,685,000	$568	$77,682	$(73,975)	$4,275

Capital Contribution	-	-	21,500	-	21,500

Net Loss for the Year	-	-	-	(19,247)	(19,247)

Balance September 30, 2009	5,685,000	$568	$99,182	$(93,222)	$6,528

Capital Contribution	-	-	5,000	-	5,000

Net Loss for the Year	-	-	-	(12,045)	(12,045)

Balance September 30, 2010	5,685,000	$568	$104,182	$(105,267)	$(517)

Capital Contribution	-	-	25,000	-	25,000

Net Loss for the Year	-	-	-	(28,165)	(28,165)

Balance September 30, 2011	5,685,000	$568	$129,182	$(133,432)	$(3,682)

The accompanying notes are an integral part of these financial statements.

VISION ACQUISITION II, INC.
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			October 6, 2006
	Year Ended September 30,		(date of inception
			through)
	2011	2010	September 30, 2011
Cash Flows from Operating Activities
Net Loss	$(28,165)	$(12,045)	$(133,432)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts Payable	4,400	5,000	9,400

Cash flows used for operating activities	(23,765)	(7,045)	(124,032)

Cash Flows from Financing Activities
Sale of Common Stock and Contribution of Capital	25,000	5,000	129,750

Cash flows from financing activities	25,000	5,000	129,750

Net Increase (Decrease) in Cash	1,235	(2,045)	5,718

Cash at the beginning	4,483	6,528	-

Cash at the end	$5,718	$4,483	$5,718

The accompanying notes are an integral part of these financial statements.

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

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

The Company’s year end is September 30. The Company has a net operating loss carryforward of $133,432 expiring in the year 2024.  The Company has reserved against any tax benefit in full as it is unsure if it can ultimately benefit from the loss.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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
SEPTEMBER 30, 2011

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

Recently Issued Accounting Pronouncements

Vision Acquisition II, Inc. does not expect the adoption of recently issued accounting pronouncements to have a material effect on its results of operations, financial position, or cash flows.

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company has issued 5,685,000 shares of its common stock, 5,000,000 as founder shares for cash of $24,500 and 400,000 for $8,000.  Capital contributions for no consideration amounted to $97,250. The company also issued 285,000 shares of stock directly related to the fundraising of the $8,000 above. These shares were valued at .02 cents, the share price the Company raised funds at.

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

VISION ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 5 – INCOME

Deferred Tax Assets	At September 30, 2011

Net operating loss carryforwards	$133,432

Gross deferred tax assets	46,702
Less-Valuation allowance	(46,702)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6 – ACCOUNTS PAYABLE

At September 30, 2011 and 2010, accounts payable is comprised of accrued accounting, legal and audit fees totaling $9,400 and $5,000, respectively.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through December 15, 2011 which is the date the financial statements included in this Annual Report on Form 10-K were available for filing with the Securities and Exchange Commission. There were no recognized or unrecognized events requiring disclosure as significant subsequent events.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer and director concluded that the Company’s disclosure controls and procedures as of September 30, 2011 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

As of September 30, 2011, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2011.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended September 30, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)	Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position	Term

Antii William Uusiheimala	37	President and Director	October 6, 2010 (Inception) thru Present
Jonathan D. Shane	64	Secretary	October 6, 2006 (Inception) thru Present
David Berger	28	Chief Financial Officer	December 20, 2006 thru Present

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

(e)    Prior Blank Check Company Experience

As indicated above, our management also serves as officers and directors of Vision Acquisition III, Inc.

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

Item 11. Executive Compensation.

The following table sets forth the all compensation awarded to, earned by, or paid by paid by the Company to each of our named executive officer and directors for the fiscal years ended September 30, 2011 and 2010.

Name and Position	Year	Salary	Option Awards	All other Compensation	Total
Antii William Uusiheimala	2011	None	None	None	None
President and Director	2010	None	None	None	None

Jonathan D. Shane	2011	None	None	None	None
Secretary	2010	None	None	None	None

David Berger	2011	None	None	None	None
Chief Executive Officer	2010	None	None	None	None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of December 29, 2011, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class

Vision Opportunity Master Fund, Ltd. (1)	5,000,000		88%
c/o Ogier Fiduciary Services (Cayman)
Limited
89 Nexus Way
Camana Bay
Grand Cayman
Cayman Islands KY1-9007

Vision Capital Advisors, LLC (2)	5,000,000	(3)	88%

Adam Benowitz (4)	5,000,000	(5)	88%

Antti William Uusiheimala (6)	0		0%

Jonathan D. Shane (7)	0		0%

David Berger (8)	0		0%

Meyer’s Associates L.P.	285,000		5%

All Directors and Officers as a Group	0		0%
(3 individuals)

(1)
Vision Opportunity Master Fund, Ltd. is managed by Vision Capital Advisors, LLC, which has sole voting and investment control over the shares of Common Stock owned by Vision Opportunity Master Fund, Ltd.

(1)
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

(3)	Adam Benowitz is the Managing Member of Vision Capital Advisors, LLC.
(4)
Represents shares of common stock owned by Vision Opportunity Master Fund, Ltd. and controlled by Vision Capital Advisors, LLC.  As the Managing Member of Vision Capital Advisors, LLC, Mr. Benowitz may be deemed indirect beneficial owner of these shares of Common Stock since he has sole voting and investment control over the shares.

(5)	Antti William Uusiheimala is the Company’s President and director.
(6)	Jonathan D. Shane is Secretary of the Company.
(7)	David Berger is Chief Financial Officer of the Company.

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

Audit Fees

The aggregate fees billed by Gruber for professional services rendered for the audit of our annual financial statements and review of financial statements included in our periodic reports or services that are normally provided in connection with statutory and regulatory filings were $7,000 for the fiscal year ended September 30, 2011 and $5,750 for the fiscal year ended September 30, 2010.

Audit-Related Fees

There were no fees billed by Gruber for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2011 and September 30, 2010.

Tax Fees

There were no fees billed by Gruber for professional services for tax compliance, tax advice, and tax planning for each of the fiscal years ended September 30, 2011 and 2010.

All Other Fees

There were no fees billed by Gruber for other products and services for the fiscal years ended September 30, 2011 and 2010.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2011.

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

VISION ACQUISITION II, INC.

Dated: December 29, 2011	By:	/s/ Antii William Uusiheimala
Antii William Uusiheimala
President and Sole Director
Principal Executive officer

	By:	/s/ David Berger
David Berger
Chief Financial Officer
Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 29, 2011	By:	/s/ Antii William Uusiheimala
Antii William Uusiheimala
President and Sole Director
Principal Executive Officer

Dated: December 29, 2011	By:	/s/ David Berger
David Berger
Chief Financial Officer
Principal Financial Officer